Form 10-Q
period 2026-06-30
FortuneX Acquisition Corp
filed 2026-08-13
CIK 2121703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-43307

FortuneX Acquisition Corporation

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, 3rd Fl.

New York, NY 10036

(Address of principal executive offices)

Tel: (212) 612-1400

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, and one-half of one warrant	FXACU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001	FXAC	The Nasdaq Stock Market LLC
Warrants, each exercisable for one ordinary share at an exercise price of $11.50 per share	FXACW	The Nasdaq Stock Market LLC

As of August 13, 2026, 12,631,929 Ordinary Shares, including Ordinary Shares underlying the units, par value $0.0001 per share, were issued and outstanding.

FortuneX Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FORTUNEX ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2026	March 31, 2026
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash	$574,630	$-
Prepaid expenses	519,893	-
Total Current Assets	1,094,523	-

Investments held in Trust Account	87,399,637	-
Deferred offering costs	-	25,000
Total Assets	$88,494,160	$25,000

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity
Current Liabilities
Accounts payable and accrued expenses	14,167	4,141
Total Current Liabilities	14,167	4,141

Deferred underwriting fee payable	4,312,500	-
Total Liabilities	4,326,667	4,141

Commitments and Contingencies – see Note 6
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 8,625,000 shares subject to possible redemption	87,399,637	-

Shareholders’ (Deficit) Equity
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,006,929 and 3,694,429 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively (excluding 8,625,000 shares subject to possible redemption)	401	370
Additional paid-in capital	-	24,630
Accumulated deficit	(3,232,545)	(4,141)
Total Shareholders’ (Deficit) Equity	(3,232,144)	20,859
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity	$88,494,160	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNEX ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2026
General and administrative expenses	$107,685
Loss from operations	(107,685)

Other income:
Interest income – Bank	3,259
Interest earned on investments held in Trust Account	287,137
Total other income	290,396

Net income	$182,711

Weighted average shares outstanding, ordinary shares subject to possible redemption - basic and diluted	3,280,220
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.03
Weighted average shares outstanding, non-redeemable ordinary shares - basic and diluted	3,814,127
Basic and diluted net income per share, non-redeemable ordinary shares	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNEX ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance–March 31, 2026	3,694,429	$370	$24,630	$(4,141)	$20,859
Issuance of Private Placement Units (including over-allotment)	312,500	31	3,124,969	-	3,125,000
Issuance of Public warrants net of issuance costs	-	-	1,259,973	-	1,259,973
Reversal of over-allotment option liability	-	-	102,787	-	102,787
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	-	-	(7,636,337)	-	(7,636,337)
Accretion of additional paid-in capital to accumulated deficit	-	-	3,123,978	(3,123,978)	-
Remeasurement of carrying value to redemption value (trust interest)	-	-	-	(287,137)	(287,137)
Net Income	-	-	-	182,711	182,711
Balance–June 30, 2026 (Unaudited)	4,006,929	$401	$-	$(3,232,545)	$(3,232,144)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNEX ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended June 30, 2026
Cash Flows from Operating Activities:
Net Income	$182,711
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(287,137)
Changes in operating assets and liabilities:
Prepaid expenses	(519,893)
Accounts payable and accrued expenses	10,026
Net cash used in operating activities	(614,293)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(87,112,500)
Net cash used in investing activities	(87,112,500)

Cash Flows from Financing Activities:
Proceeds from initial public offering and over-allotment	86,250,000
Proceeds from sale of private placement units	3,125,000
Payment of underwriter compensation	(284,625)
Payment of offering costs	(724,092)
Advances from related party	101,240
Repayment of related party advances	(166,100)
Net cash provided by financing activities	88,301,423

Net change in cash	574,630
Cash, beginning of period	-
Cash, end of period	$574,630

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs charged to shareholders’ equity upon closing of the IPO	$25,000
Offering costs paid by the Sponsor and recorded as related party advances	$64,860
Accretion of ordinary shares subject to possible redemption to redemption value	$7,636,337

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORTUNEX ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operations

FortuneX Acquisition Corporation (the “Company”) is a newly organized blank check company incorporated under the laws of the Cayman Islands with limited liability on February 16, 2026. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2026, the Company had not commenced any operations. For the period from February 16, 2026 (inception) through June 30, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected March 31 as its fiscal year end.

The Company’s sponsor is FortuneX Investment Partners Limited (the “Sponsor”), a British Virgin Islands business company. The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through the IPO (see Note 3) and Private Placement (as defined below) to the initial shareholder (see Note 4).

The registration statement for the Company’s IPO was declared effective on May 19, 2026. On May 26, 2026, the Company consummated its IPO of 7,500,000 units (the “Public Units”) at a price of $10.00 per unit, generating gross proceeds of $75,000,000. Simultaneously with the closing of the IPO, the Company sold to its Sponsor 297,500 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,975,000, which is described in Note 4.

The Company granted the underwriters a 45-day option to purchase up to an additional 1,125,000 Units (the “Option Units”) at $10.00 per unit to cover over-allotments, if any. On May 27, 2026, the underwriters exercised their over-allotment option in full to purchase an additional 1,125,000 Option Units at $10.00 per unit, generating additional gross proceeds of $11,250,000. The over-allotment was closed on May 29, 2026. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an additional 15,000 private placement units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $150,000. As a result, the Company sold an aggregate of 8,625,000 Public Units and 312,500 private placement units.

Upon the underwriters’ full exercise of the over-allotment option, transaction costs amounted to $5,513,864, consisting of $4,597,125 underwriting commissions, $284,625 of which was paid in cash at the closing date of the IPO, the remaining $4,312,500 deferred commission will be paid upon the closing of a Business Combination solely from amounts remaining in the Trust Account, and $916,739 of legal and other offering costs. At the IPO date, cash of $1,102,515 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

A total of $87,112,500 ($10.10 per Unit) of the net proceeds from the sales of Public Units in the IPO, the Option Units and the Private Placements on May 26, 2026 and May 29, 2026, was deposited into a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company as trustee (the “Trust Account”). The funds held in the Trust Account are invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and investing solely in U.S. government treasury obligations. The funds held in the Trust Account will be released only upon the earlier of: (i) the consummation of a Business Combination, or (ii) the Company’s failure to complete a Business Combination within the applicable period of time.

The Company will provide its holders of the outstanding Public Shares (the “Public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “Initial Shareholders”) and the underwriters have agreed (a) to vote their Founder Shares, Private Shares (as defined in Note 4), and any Public Shares purchased during or after the IPO (other than Public Shares purchased outside of a redemption offer which may not be voted in favor of approving the business combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto) in favor of approving a Business Combination and (b) not to convert any shares (including the Founder Shares) in connection with a shareholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Initial Shareholders have agreed (a) to waive their redemption rights with respect to the Founder Shares, Private Shares, and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose, or vote in favor of, an amendment to the amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company has 12 months from the consummation of the IPO, or May 26, 2027, to consummate its initial business combination (“Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and the other Initial Shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares, and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or the other Initial Shareholders acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.10 per public share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

Going Concern Consideration

As of June 30, 2026, the Company had $574,630 of cash and a working capital of $1,080,356. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until May 26, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s audited financial statements for the period from February 16, 2026 (inception) through March 31, 2026, as included in the Company’s registration statement and related filings with the SEC. The interim results for the three months ended June 30, 2026 are not necessarily indicative of the results that may be expected through March 31, 2027 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $574,630 and $0 in cash and cash equivalents as of June 30, 2026 and March 31, 2026, respectively.

Investments Held in Trust Account

As of June 30, 2026 and March 31, 2026, the Company had $87,399,637 and $0, respectively, in investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying statement of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

●	Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$87,399,637	$87,399,637	-	-

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs incurred in connection with the IPO totaled $5,513,864, consisting of $284,625 cash underwriting commissions, which were paid in cash at the closing date of the IPO, $4,312,500 deferred underwriting commissions, and $916,739 of legal and other offering costs that are directly related to the IPO and the underwriters’ full exercise of the over-allotment option, and charged to shareholders’ equity upon the completion of the IPO and the over-allotment option.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption, if any, are classified as liability instruments and measured at fair value. Conditionally redeemable ordinary shares, including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain future events not solely within the Company’s control, are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity.

In accordance with ASC 480-10-S99, the Company classifies its ordinary shares subject to redemption outside of permanent equity because the redemption provisions are not solely within the control of the Company. Given that the 8,625,000 ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., warrants), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.

The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of June 30, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of June 30, 2026, the ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$86,250,000
Less:
Proceeds allocated to Public Warrants	(1,259,973)
Public shares issuance costs	(5,329,150)
Offering costs allocated to permanent equity	(184,714)
Plus:
Accretion of carrying value to redemption value	7,636,337
Remeasurement of carrying value to redemption value (trust interest)	287,137
Ordinary shares subject to possible redemption, June 30, 2026	$87,399,637

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable ordinary shares (the Public Shares) and non-redeemable ordinary shares (the Founder Shares, the Private Placement Shares). Net income (loss) per ordinary share is calculated using the two-class method and is computed by dividing net income (loss), allocated on a pro rata basis between the two classes based on the weighted average number of shares of each class outstanding during the period, by the weighted average number of ordinary shares outstanding for each class. The Company has elected to treat only the portion of the periodic adjustment to the carrying amount of the redeemable shares that reflects a redemption in excess of fair value like a dividend. As the redemption value of the redeemable shares approximates fair value, no such adjustment was required and income or loss allocable to each class of ordinary shares has not been adjusted for the accretion of carrying value to redemption value.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the IPO and the Private Placement, since the exercise of the warrants are contingent upon the occurrence of future events. As of June 30, 2026, the Company did not have any other dilutive securities or contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

	Three Months Ended June 30, 2026
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$84,480	$98,231

Denominator:
Basic and diluted weighted average shares outstanding	3,280,220	3,814,127
Basic and diluted net income per ordinary share	$0.03	$0.03

Warrant Accounting

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

As the warrants issued upon the closing of the IPO and sale of Private Units meet the criteria for equity classification under ASC 815, the warrants are classified as equity. As of June 30, 2026, there were 4,312,500 Public Warrants and 156,250 Private Warrants issued and outstanding.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On May 26, 2026 and May 29, 2026, the Company consummated its IPO of 7,500,000 Public Units and the over-allotment of 1,125,000 Option Units at a price of $10.00 per unit, generating gross proceeds of $86,250,000. Each unit consists of one ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment, terms and limitations as provided herein. Only whole warrants are exercisable. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. The Company will not issue fractional shares upon exercise of the warrant, as disclosed in Note 7.

Note 4 — Private Placement

Simultaneously with the closing of the IPO on May 26, 2026 and the over-allotment option on May 29, 2026, the Sponsor purchased an aggregate of 312,500 Private Units at a price of $10.00 per unit, for an aggregate purchase price of $3,125,000.

Each Private Unit consists of one ordinary share (“Private Share”) and one-half of one redeemable warrant (“Private Warrant”). Each whole Private Warrant entitles the holder thereof to purchase one ordinary share at a price of $11.50 per full share, subject to adjustment, terms and limitations as provided herein. The proceeds from the Private Units were added to the proceeds from the IPO which were deposited in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless. The Private Units and the underlying securities may not be transferred, assigned or sold until 30 days after the completion of the Company’s initial Business Combination, subject to certain limited exceptions.

Note 5 — Related Party Transactions

Founder Shares

On February 28, 2026, the Company entered into a subscription agreement with the Sponsor for the purchase of 3,694,429 ordinary shares for an aggregate purchase price of $25,000, or approximately $0.0068 per share. The Founder Shares included up to 482,143 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full, so that the Sponsor will beneficially own 30% of the Company’s issued and outstanding shares after the IPO (not including the shares to be issued to the underwriter upon the consummation of the IPO or the shares underlying the private placement units and assuming it does not purchase any Public Shares in the IPO and excluding the Private Units).

As of June 30, 2026, there were 3,694,429 Founder Shares issued and outstanding; no Founder Shares were subject to forfeiture as a result of the underwriter’s full exercise of its over-allotment option on May 27, 2026.

The Initial Shareholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any Founder Shares until the earlier of: (i) six months after the completion of the Company’s initial Business Combination, or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after its initial Business Combination that results in all public shareholders having the right to exchange their ordinary shares for cash, securities or other property. The Initial Shareholders have also agreed not to transfer any ownership interest in the private placement units, except to permitted transferees, until at least 30 days following the completion of the initial Business Combination.

Promissory Note — Related Party

On February 28, 2026, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the date on which the Company closes the IPO. The outstanding balance under the Promissory Note was settled in connection with the closing of the IPO and the underwriters’ exercise of the over-allotment option out of the offering proceeds not held in the Trust Account and amounts due from the Sponsor. As of June 30, 2026 and March 31, 2026, no amount was outstanding under the promissory note.

Advance — Related Party

Prior to the closing of the IPO, the Company provided $185,385 to the Sponsor as funding for the purchase of Directors and Officers Liability (“D&O”) insurance which was recorded as Advance — related party. As result of the Sponsor’s purchase of D&O Liability insurance on June 1, 2026, no amount was outstanding under Advance — related party as of June 30, 2026.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, the Company’s officers and directors, or their affiliates or designees may, but are not obligated to, loan the Company funds from time to time. If the Company completes its initial Business Combination, it will repay such loaned amounts. If the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such amounts, but no proceeds from the Trust Account will be used for such repayment. Up to $1,500,000 of such working capital loans (“Working Capital Loans”) may be convertible into private units, at a price of $10.00 per unit at the option of the lender, upon consummation of its initial Business Combination. The units would be identical to the Private Units.

As of June 30, 2026 and March 31, 2026, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on February 28, 2026, commencing on May 19, 2026, the effective date of the registration statement for the IPO, through the earlier of the consummation of the Company’s initial Business Combination or the Company’s liquidation. Pursuant to the agreement, the Company agreed to pay the Sponsor $15,000 per month for office space and administrative and support services. For the three months ended June 30, 2026, $20,320 in administrative services fees were incurred. As of June 30, 2026, the Company recorded a prepayment of $28,170 as part of its prepaid expenses on the accompanying unaudited condensed balance sheet.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances and the ongoing global conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all.

The specific impact of these matters on the Company’s financial position, results of operations, liquidity or ability to complete a Business Combination is not currently determinable. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Registration Rights

The holders of the Founder Shares, Private Units, and securities that may be issued in payment of working capital loans and extension loans are entitled to registration rights pursuant to the registration rights agreement entered into in connection with the IPO. The holders of a majority of these securities are entitled to make demands that the Company register such securities, and the Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted Polaris Advisory Partners (“PAP”), the representative of the underwriters, a 45-day option from the date of the registration statement to purchase up to 1,125,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On May 27, 2026, the underwriter exercised its over-allotment option in full, and the issuance and sale of the Option Units closed on May 29, 2026.

The underwriters are entitled to an underwriting discount of 0.33% of the gross proceeds of the IPO and over-allotment, or $284,625, which was paid upon the closing of the IPO and over-allotment. In addition, PAP is entitled to a deferred underwriting fee equal to 5.0% of the gross proceeds of the IPO and over-allotment, or $4,312,500, which will be payable upon the consummation of the Company’s initial Business Combination from the amounts remaining in the Trust Account following all properly submitted shareholder redemption requests, subject to the terms of the Underwriting Agreement.

Right of First Refusal

The Company has granted PAP a right of first refusal for a period commencing from the consummation of the IPO until the earlier of (i) 10 months after the consummation of the initial business combination (or the liquidation of the Trust Account in the event that the Company fails to consummate its initial business combination within the prescribed time period) or (ii) 36 months after the consummation of the IPO in accordance with FINRA Rule 5110(g)(6)(A) to act as lead financial advisor, capital markets advisor, underwriter and/or private placement agent in connection with any initial business combination or in connection with any financing that occurs between the closing of the IPO and the date that is the earlier of (i) 10 months after the closing of the initial business combination or (ii) 36 months after the consummation of the IPO.

Note 7 — Shareholders’ (Deficit) Equity

Ordinary shares — The Company’s Post-offering Memorandum and Articles of Association is authorized to issue up to 500,000,000 ordinary shares, par value $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders, except as required by law. On February 28, 2026, the Sponsor subscribed for 3,694,429 ordinary shares for an aggregate purchase price of $25,000.

In connection with the IPO and full exercise of the underwriters’ over-allotment option, the Company issued 312,500 private placement units to the Sponsor. As of June 30, 2026, the Company had 4,006,929 non-redeemable ordinary shares issued and outstanding, excluding 8,625,000 ordinary shares subject to possible redemption. As of March 31, 2026, there were 3,694,429 ordinary shares issued and outstanding, of which an aggregate of up to 482,143 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the Sponsor will own 30% of the issued and outstanding shares after the IPO (assuming the Sponsor does not purchase any public units in the IPO and excluding the Private Shares underlying the Private Placement Units). As a result of the underwriter’s full exercise of its over-allotment option on May 27, 2026, no shares are subject to forfeiture.

Warrants — As of June 30, 2026, there were 4,312,500 Public Warrants and 156,250 Private Warrants outstanding. As of March 31, 2026, there were no warrants outstanding. Each whole public warrant entitles the registered holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, commencing on the later of the completion of the initial Business Combination and 12 months from the closing of the Company’s initial public offering, provided that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless a holder purchase at least two units, such holder will not be able to receive or trade a whole warrant. In addition, if the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share, the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds available for the funding of the initial business combination on the date of consummation of the initial business combination (net of redemptions), and the Fair Market Value of the ordinary shares, as defined in the warrant agreement, is below $9.20 per share, the exercise price of the warrants will be adjusted to equal 115% of the Fair Market Value. The warrants will expire five years after the completion of the Company’s initial business combination, at 5:00 p.m., New York City time, or earlier upon liquidation of the Trust Account.

The Company will not be obligated to deliver any ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those ordinary shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available; provided, however, that holders may exercise the warrants on a cashless basis in accordance with the warrant agreement if the registration statement covering the ordinary shares issuable upon exercise of the warrants has not been declared effective by the 90th day following the completion of the initial Business Combination, or during any other period when the Company fails to maintain an effective registration statement.

The Company has agreed that as soon as practicable, the Company will use its best efforts to file with the SEC, a registration statement covering the issuance of ordinary shares issuable upon exercise of the warrants and to cause such registration statement to become effective and maintain its effectiveness and a current prospectus relating to the ordinary shares issuable upon exercise of the warrants until the warrants expire.

The Company will not permit the exercise of the Public Warrants unless a registration statement under the Securities Act covering the issuance of the ordinary shares issuable upon exercise of the public warrants is then effective and a current prospectus relating to those ordinary shares is available throughout the exercise period, subject to the cashless exercise provisions of the warrant agreement. If the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws, holders may not be able to exercise their warrants and the warrants may have no value and expire worthless.

The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the ordinary shares issuable upon exercise thereof are subject to certain transfer restrictions prior to the completion of the Company’s initial Business Combination, subject to certain permitted transfers as set forth in the warrant agreement.

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying financial statements.

The Company’s chief operating decision maker has been identified as the Chairman, Chief Executive Officer and Chief Financial Officer (“CODM”), who reviews the assets, operating results and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment. The CODM reviews the position of total assets available to assess if the Company has sufficient resources available to discharge its liabilities.

The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

June 30, 2026
Cash	$574,630
Investments held in Trust Account	$87,399,637

The CODM reviews the position of total assets as reported on the Company’s balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM will review the interest that will be earned and accrued on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

The key measure of segment profit or loss reviewed by our CODM is general and administrative expenses. General and administrative expenses include accounting expenses, printing expenses, and regulatory filing fees, none of which are deemed to be significant segment expenses, and are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period.

For the Three Months Ended June 30, 2026
General and administrative expenses	$107,685

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these financial statements were issued. Based on this review, the Company identified the following subsequent event requiring disclosure.

On July 1, 2026, the Company entered into Amendment No. 1 to the Underwriting Agreement with PAP, the representative of the underwriters, to amend certain terms of the Underwriting Agreement related to the Company’s initial public offering, including provisions regarding the “Firm Units” and “Option Units”, the deferred underwriting discount, the private placement units and related proceeds, administrative services and offering expenses, the Representative’s right of first refusal, and acknowledgements regarding the Trust Account.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to FortuneX Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement on Form S-1 and the related prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering (“IPO” as defined below), and the private placement of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Recent Developments

On May 26, 2026, the Company consummated its IPO of 7,500,000 units (the “Public Units”), at a price of $10.00 per unit, generating gross proceeds of $75,000,000. On May 27, 2026, the underwriters exercised their over-allotment option in full, resulting in the issuance of an additional 1,125,000 units at a price of $10.00 per unit, generating additional gross proceeds of $11,250,000. The over-allotment option closed on May 29, 2026.

Simultaneously with the closing of the IPO and over-allotment option, the Company consummated a private placement of 297,500 units and an additional 15,000 units to the Sponsor, respectively, at a price of $10.00 per unit, generating gross proceeds of $3,125,000.

On July 1, 2026, the Company entered into Amendment No. 1 to the Underwriting Agreement with PAP, the representative of the underwriters, to amend certain terms of the Underwriting Agreement related to the Company’s initial public offering, including provisions regarding the “Firm Units” and “Option Units”, the deferred underwriting discount, the private placement units and related proceeds, administrative services and offering expenses, the Representative’s right of first refusal, and acknowledgements regarding the Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 16, 2026 (inception) through June 30, 2026, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2026, we had net income of $182,711, consisting of interest earned on investments held in the Trust Account of $287,137 and bank interest income of $3,259, partially offset by general and administrative expenses of $107,685.

Liquidity and Capital Resources

On May 26, 2026, we consummated our IPO of 7,500,000 units (the “Units”), at $10.00 per Unit. Simultaneously with the closing of our IPO, we consummated the sale of 297,500 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating total gross proceeds of $2,975,000.

On May 27, 2026, the underwriter fully exercised its over-allotment option to purchase 1,125,000 additional Units for an aggregate of 8,625,000 Units sold. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $86,250,000. The over-allotment option closed on May 29, 2026. Simultaneously with the closing of the over-allotment option, the Company consummated the sale of an additional 15,000 Private Units at a price of $10.00 per unit, generating gross proceeds of $150,000.

Upon the closing of the IPO on May 26, 2026 and over-allotment on May 29, 2026, a total of $87,112,500 was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the net proceeds of the IPO and the private placement, including the funds held in the Trust Account, in connection with our initial business combination and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2026, we had cash and cash equivalents of $574,630 and working capital of $1,080,356. In addition, as of June 30, 2026, we had $87,399,637 of cash and investments held in the Trust Account.

Net cash used in operating activities for the three months ended June 30, 2026 was $614,293. Net cash used in investing activities was $87,112,500, which was related to the purchase of investments held in the Trust Account. Net cash provided by financing activities was $88,301,423, consisting primarily of proceeds from the IPO and private placements, partially offset by underwriting compensation, offering costs and repayments of related-party advances.

The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

In addition, the Company currently has until May 26, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Note — Related Party

On February 28, 2026, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the date on which the Company closes the IPO. The outstanding balance under the Promissory Note was repaid upon the closing of the IPO on May 26, 2026 out of the offering proceeds not held in the Trust Account.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on February 28, 2026, commencing on the effective date of the registration statement of the initial public offering through the earlier of the consummation of a business combination or the Company’s liquidation, to pay the Sponsor a total of $15,000 per month for office space and administrative and support services.

Underwriting Agreement

We granted Polaris Advisory Partners (“PAP”), the representative of the underwriters, a 45-day option from the date of IPO, to purchase up to 1,125,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter fully exercised its over-allotment option on May 27, 2026, and the over-allotment option closed on May 29, 2026.

Pursuant to the Underwriting Agreement, as amended by Amendment No. 1 to the Underwriting Agreement, PAP is entitled to an underwriting discount of 0.33% of the gross proceeds of the IPO, which was paid upon the closing of the IPO, and a deferred underwriting fee equal to 5.0% of the gross proceeds of the IPO, which is payable upon the consummation of the Company’s initial Business Combination from the amounts remaining in the Trust Account, subject to the terms of the Underwriting Agreement.

Right of First Refusal

We granted PAP a right of first refusal for a period commencing from the consummation of the IPO until the earlier of (i) 10 months after the consummation of the initial business combination (or the liquidation of the Trust Account in the event that the Company fails to consummate its initial business combination within the prescribed time period) or (ii) 36 months after the consummation of the IPO in accordance with FINRA Rule 5110(g)(6)(A) to act as lead financial advisor, capital markets advisor, underwriter and/or private placement agent in connection with any initial business combination or in connection with any financing that occurs between the closing of the IPO and the date that is the earlier of (i) 10 months after the closing of the initial business combination or (ii) 36 months after the consummation of the IPO.

Critical Accounting Policies and Estimates

The preparation of unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies and estimates.

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. Other than the administrative services agreement and other arrangements disclosed elsewhere in this report, we did not have any material commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were ineffective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 28, 2026, the Sponsor acquired an aggregate of 3,694,429 founder shares for an aggregate purchase price of $25,000. Following the full exercise of the underwriters’ over-allotment option, no founder shares are subject to forfeiture. Accordingly, the Sponsor currently holds 3,694,429 founder shares.

On May 26, 2026, the Company consummated its initial public offering (the “IPO”) of 7,500,000 units (the “Units”). Each Unit consists of one ordinary share and one-half of one redeemable warrant. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $75,000,000. On May 27, 2026, the underwriters exercised their over-allotment option in full, resulting in the issuance of an additional 1,125,000 Units at $10.00 per Unit, generating additional gross proceeds of $11,250,000. The over-allotment option closed on May 29, 2026.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 297,500 Units (the “Private Placement Units”), each Private Placement Unit consisting of one Ordinary Share and one-half of one redeemable warrant, to the Sponsor at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $2,975,000. Upon the closing of the over-allotment option, the Company consummated an additional private placement of 15,000 private placement units, generating gross proceeds of $150,000.

Following the closing of our IPO, an aggregate of $87,112,500 from the net proceeds of the IPO and the sale of the Private Placement Units was held in the Trust Account.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2026

FortuneX Acquisition Corporation

By:	/s/ Daniel M. McCabe
Name:	Daniel M. McCabe
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer, Principal Financial and Accounting Officer)